Form 10QSB
period 2000-04-30
QUEST BIOTECHNOLOGY INC
filed 2000-06-19
CIK 793395

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   APRIL 30, 2000
                                        ------------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------   --------------


                         Commission file number 0-15489
                                                -------

                            QUEST BIOTECHNOLOGY, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            MICHIGAN                                     38-2656058
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

        321 FISHER BUILDING, 3011 W. GRAND BLVD., DETROIT, MICHIGAN 48202
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (313) 873-0200
                                 --------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     As of April 30, 2000, the registrant had 4,007,079 shares of its Common Stock, $.01 par value outstanding.

     Transitional Small Business Disclosure Format (Check One): Yes    ;  No  X
                                                                    ---      ---

================================================================================

                         Part 1 - Financial Information

Item 1 - Financial Statements

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
            Consolidated Statement of Financial Position (unaudited)

                                                                   April  30,
                                                                     2000
                                                                   ---------
              ASSETS

              Current Assets:

              Cash                                                 $ 131,116

              Note Receivable                                        163,473
                                                                   ---------

              Total Current Assets                                   294,589
                                                                   ---------

              Equipment, net of accumulated
              depreciation of     $56,192                                971
                                                                   ---------
              Other Assets:

              License agreements net of
              accumulated amortization of          $29,263               737
                                                                   ---------

              Total Other Assets                                         737
                                                                   ---------

              TOTAL  ASSETS                                        $ 296,297
                                                                   =========


         The accompanying notes are an integral part of these statements

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
       Consolidated Statement of Financial Position (unaudited) continued

                                                                    April  30,
                                                                          2000
                                                                   -----------
              LIABILITIES AND SHAREHOLDERS' DEFICIT

              Current Liabilities:

              Settlement Agreement Payable                         $   230,000

              Accrued liabilities:
                   Legal and professional          20,679
                   Other                            3,500
                   Interest - Other                30,223
                   Affiliate                       21,669               76,071

                                                 --------          -----------
              Total Current Liabilities                                306,071
                                                                   -----------
              Minority interest in subsidiary                          185,493
                                                                   -----------
              Total Liabilities                                        491,564
                                                                   -----------
              Shareholders' Deficit:
              Preferred Stock, no par value, 10,000,000
              shares authorized and unissued                           ---

              Common Stock, $.01 par value, 20,000,000
              shares authorized, 4,007,079 shares
              issued and outstanding                                    40,071

              Additional Paid-In Capital, Common Stock               8,906,088

              Deficit accumulated during the development stage      (9,141,426)
                                                                   -----------
              Total Shareholders' Deficit                             (195,267)
                                                                   -----------
              TOTAL LIABILITIES AND
              SHAREHOLDERS' DEFICIT                                $   296,297
                                                                   ===========

         The accompanying notes are an integral part of these statements

                    QUEST BIOTECHNOLOGY, INC AND SUBSIDIARIES
                      (A Company in the Development Stage)
                Consolidated Statements of Operations (unaudited)

                                                                                                                      Cumulative
                                                            For the Three Months            For the Six Months          from
                                                               Ended April 30,                Ended April 30,         Inception
                                                                                                                    July 11, 1983
                                                                                                                       through
                                                              2000           1999          2000            1999     April 30, 2000
                                                          -----------    -----------    -----------    -----------    -----------
OPERATING REVENUES:
         Revenue from sublicense and sublicense fees      $      --      $      --             --             --      $ 3,141,750
         Research and development fee affiliate                  --             --             --             --      $   295,000
                                                          -----------    -----------    -----------    -----------    -----------
         Total Operating Revenue                                 --             --             --             --        3,436,750
                                                          -----------    -----------    -----------    -----------    -----------
OPERATING EXPENSES:
         Research and development                                --             --             --             --          695,597
         General & administrative                              46,496         16,019         62,515         32,691      8,348,656
                                                          -----------    -----------    -----------    -----------    -----------
         Total Operating Expenses                              46,496         16,019         62,515         32,691      9,044,253
                                                          -----------    -----------    -----------    -----------    -----------
         OPERATING  LOSS                                      (46,496)       (16,019)       (62,515)       (32,691)    (5,607,503)
                                                          -----------    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
         Interest income                                         --             --             --             --          640,694
         Interest expense                                        --             --             --             --         (960,044)
         Provision for possible loss (Note 8)                    --             --             --             --         (550,000)
         Write-off of goodwill (Note 2)                          --             --             --             --         (425,895)
         Write-off of patents (Note 2)                           --             --             --             --          (59,097)
         Reimbursable interest expense                           --             --             --             --          179,349
         Net loss on disposal of equipment                       --             --             --             --           (1,044)
         Write-off of abandoned offering costs                   --             --             --             --         (283,810)
         Equity in loss of unconsolidated affiliate              --             --             --             --       (2,469,500)
                                                          -----------    -----------    -----------    -----------    -----------
         Other Expense - Net                                     --             --             --             --       (3,929,347)
                                                          -----------    -----------    -----------    -----------    -----------
         Loss before Income Taxes                             (46,496)       (16,019)       (62,515)       (32,691)    (9,536,850)

         Provision for Income Taxes                              --             --             --             --           20,000
                                                          -----------    -----------    -----------    -----------    -----------
         Loss before Extraodinary items                       (46,496)       (16,019)       (62,515)       (32,691)    (9,556,850)

         Extraordinary items                                     --             --             --             --          415,425
                                                          -----------    -----------    -----------    -----------    -----------
          Net Loss                                        $   (46,496)   $   (16,019)   $   (62,515)   $   (32,691)   $(9,141,425)
                                                          ===========    ===========    ===========    ===========    ===========
 Loss before Extraodinary items per share of Comm. Stk    $     (0.01)   $      --      $     (0.02)   $     (0.01)   $     (4.91)

 Effect of Extraodinary items per share of Comm. Stk      $      --      $      --      $      --      $      --      $      0.21
                                                          -----------    -----------    -----------    -----------    -----------
 Net Loss per share of Common Stock                       $     (0.01)   $      --      $     (0.02)   $     (0.01)   $     (4.70)
                                                          ===========    ===========    ===========    ===========    ===========
Weighted Average number of Common Shares
Outstanding                                                 4,007,079      2,412,079      4,007,079      2,412,079      1,945,220
                                                          ===========    ===========    ===========    ===========    ===========

         The accompanying notes are an integral part of these statements


                           QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                               A Company in the Development Stage
                        Consolidated Statements of Cash Flow (unaudited)
                                                                                               From Inception
                                                                For the Six Months              July 11, 1983
                                                                   Ended April 30,                 Through
                                                             2000                 1999          April 30, 2000
                                                          -----------         -----------         -----------
CASH, BEGINNING OF PERIOD                                 $     2,644         $     1,444
                                                          -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                               (62,515)            (32,691)         (9,141,425)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
       Depreciation and amortization                            1,139               1,139             541,886
       Equity in loss of unconsolidated affiliate                --                  --             2,469,500
       Write-off of note receivable                              --                  --                 5,000
       Write-off of deferred offering costs                      --                  --               283,810
       Write-off of organization costs                           --                  --                 7,251
       Write-off of deferred patent costs                        --                  --                (2,058)
       Write-off of other deferred costs                         --                  --                   131
       Loss on disposal of equipment                             --                  --                 1,044
       Provision for possible loss                               --                  --               550,000
       Write-off of goodwill                                     --                  --               425,895
       Write-off of patents                                      --                  --                59,097
       Extraordinary items                                       --                  --              (415,425)
       Contribution of capital Management Services               --                  --               100,000
Change in current assets and liabilities net of
business interest acquired:
       Account receivable                                       1,831                456             (783,850)
       Note receivable                                       (163,473)               --               (18,988)
       Prepaid expenses                                          --                  --                    (7)
       Current portion of long-term debt                         --                  --                15,413
       Accrued liabilities                                   (110,080)             28,190           1,601,183
Increase in minority interest in subsidiary                     2,820               2,820             185,493
Issuance of common stock in non cash transaction               90,000                --             1,735,593
Other items, net                                                 --                  --               (88,046)
                                                          -----------         -----------         -----------
Net cash used in operating acitivities                       (240,278)                (86)         (2,468,503)
                                                          -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                     --                  --               (82,860)
       Proceeds from sale of equipment                           --                  --                 1,000
       Note receivable                                           --                  --            (1,000,000)
       Increase in patents                                       --                  --               (21,046)
       Increase in deferred acquisition costs                    --                  --              (237,544)
       Increase in deferred offering costs                       --                  --              (297,144)
       Increase in deferred patent costs                         --                  --               (87,113)
       Increase in other assets                                  --                  --               (31,700)
                                                          -----------         -----------         -----------
Net cash used in investing activities:                           --                  --            (1,756,407)
                                                          -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments for redemption of debt                           --                  --              (440,559)
       Proceeds from issuance of debt                            --                  --             1,151,246
       Issuance of common stock                               368,750                --             3,645,339
                                                          -----------         -----------         -----------
Net cash provided by financing activities                     368,750                --             4,356,026
                                                          -----------         -----------         -----------
INCREASE /DECREASE IN CASH                                    128,472                 (86)            131,116
                                                          -----------         -----------         -----------
CASH, END OF PERIOD                                       $   131,116         $     1,358         $   131,116
                                                          ===========         ===========         ===========
         The accompanying notes are in integral part of these statements
                                       4

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
             Notes to Consolidated Financial Statements (Unaudited)

(1)      GENERAL
         -------

         Except as the context otherwise indicates, the term the "Company" refers to Quest BioTechnology, Inc. and its subsidiaries.

         In the opinion of management, the accompanying unaudited financial statements include all adjustments considered necessary for a fair presentation. For further information, refer to the audited financial statements and footnotes included in the Company's Annual Report on Form 10-KSB-A for the year ended October 31, 1999.

(2)      INTEREST PAYMENTS ON DEBT OBLIGATIONS
         -------------------------------------

         Interest payments in relation to the Company's debt obligations amounted to $556,939 cumulative since inception. No interest payments were made during the six months ended April 30, 2000 or 1999.

(3)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

GOING CONCERN
-------------

         The Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. The Company is currently evaluating potential merger and or acquisition candidates with the help of consultants. To date, no merger and or acquisition agreement has occurred.

         During fiscal 1997, the Company's Sublicense Agreements pertaining to it's Recombinant Monoclonal Antibody terminated. The Company expects no further revenue from this technology.

         During fiscal 1996, the remaining patents pertaining to the Company's blood substitute technologies expired. The Company expects no future revenue from its existing blood substitute technologies.

         The Company is presently reevaluating its corporate objectives. Added sublicense and license agreements could provide the Company with additional working capital. The Company is also in the process of evaluating various ways to generate additional working capital in areas unrelated to sublicense and licensing activities. However, there is no assurance that additional funds can be raised by the Company.

                    QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
             Notes to Consolidated Financial Statements (Unaudited)

(3)      COMMITMENTS AND CONTINGENCIES - CONTINUED
         -----------------------------------------

LITIGATION
----------

         On April 11, 1994, the Rupp & Bowman Company, the creditor pertaining to the Company's current portion of long-term debt amounting to $500,000 filed a complaint against the Company in the State of Michigan Circuit Court for the County of Oakland. The complaint demanded payment of the $500,000 and related accrued unpaid interest and legal fees.

         On September 27, 1995, the Company was added as a defendant through an amendment to a complaint filed in the United States Bankruptcy Court for the Northern District of Texas Dallas Division by Jeffrey H. Mims, Chapter 7 Trustee for the Rupp and Bowman Company ("Trustee") against Jack McConnaughy, Eugene Ivan Schuster, Bert R. Williams, Sr., Quest BioTechnology, Inc., Venture Funding Ltd., Michigan National Bank and Highland Park Services, Inc. The Rupp and Bowman Company was a major creditor of AM.

         Pursuant to this complaint the Trustee sought judgement against the Company and Eugene I. Schuster, the Company's President pertaining to the Company's above mentioned current portion of long-term debt amounting to $500,000 plus related accrued unpaid interest and applicable legal fees.

         In addition, the Trustee sought judgement against the Company, the Company's President, Venture and the Rupp and Bowman Company in the amount of $2,725,000 plus interest and applicable legal fees. The $2,725,000 is composed of $2,050,000 and $675,000, respectively, loaned by the Rupp and Bowman Company and the Company to AM through participation in the permanent post-petition financing between AM and its primary lender. The Trustee was relating the $675,000 loaned to AM by the Company to the above mentioned current portion of long-term debt in the amount of $500,000 plus interest and applicable legal fees in the event that this debt was not extinguished through other means.

         On May 24, 1996, the court, in a separate action, ordered that Venture, the Company and the Company's President, Eugene I. Schuster, should recover a total judgment amount of $2,002,010 plus interest from Bert Williams, Sr., President of the Rupp and Bowman Company. The Company's portion of this judgment was to offset the total amount of the Company's total debt associated with the above mentioned complaint.

         On June 20, 1996, the Bankruptcy Court dismissed the above mentioned complaint except for that portion of the complaint pertaining to the Company's current portion of long-term debt in the amount of $500,000.

                  QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
             Notes to Consolidated Financial Statements (Unaudited)

(3) COMMITMENTS AND CONTINGENCIES - CONTINUED
    -----------------------------------------
LITIGATION - CONTINUED
----------------------

         On October 25, 1996, a final judgment was entered by the Bankruptcy Court ordering the recovery of the sum of $724,207 with interest thereon at the rate of 5.64 percent plus the plaintiff's further court costs from the Company and the Company's President jointly and severally. The final judgment also provided that if no appeal was taken by any defendant to the District Court, a credit would be allowed on this judgment in the amount of $20,000. If an appeal was taken by any defendant to the District Court but not to the Fifth Circuit Court of Appeals, the defendants would be entitled to a credit amounting to $10,000. If an appeal was taken to the District and the Fifth Circuit Court but not to the United States Supreme Court, the defendants would be entitled to a credit of $5,000.

         On October 31, 1996, the Company and the Company's President filed a motion to vacate the final judgment and modify the findings.

         The Company's President and Venture urged the Bankruptcy Court to issue an order abstaining from hearing further matters pertaining to this proceeding transferring this proceeding to the U.S. District Court in California.

         The Bankruptcy Court dismissed Michigan National Bank and Highland Park Services, Inc., a creditor and the successor company of the Rupp & Bowman Company, respectively, pertaining to the counterclaims filed by the Company's President and Venture, who appealed this order of dismissal with the Dallas District Court. The Trustee also took a cross-appeal pertaining to the Bankruptcy Court's dismissal of the claim against the Company and the Company's President and Venture in the amount of $2,725,000 plus interest and applicable legal fees as mentioned above.

         On November 21, 1996, the Bankruptcy Court refused to vacate the final judgment and modify its findings pertaining to the Bankruptcy Court ordering the recovery from the Company and the Company's President jointly and severally the sum of $724,207 plus interest and the plaintiff's court costs as described above. The Company and the Company's President filed objections to the final judgment and appealed the order to the District Court, Northern District of Texas, Dallas Division. The appeal was denied.

         On January 13, 1997, the Company, the Company's President, Venture and Jack McConnaughy filed extensive counter claims against the Trustee and Michigan National Bank. These counterclaims were intended to be used only as set off claims.

         An appeal was subsequently filed in the United States Court of Appeals, Fifth Circuit and was denied on April 8, 1997. The Fifth Circuit Court indicated that it would consider the issue only after the lower court issued a final judgment on all issues presented.

                  QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
             Notes to Consolidated Financial Statements (Unaudited)

(3) COMMITMENTS AND CONTINGENCIES - CONTINUED
    -----------------------------------------

LITIGATION - CONTINUED
----------------------

         On September 4, 1997, the United States District Court for the Northern District of Texas, Dallas Division, set aside the Bankruptcy Court's conclusions of law and proposed judgment in the proceedings of June 20, 1996 and October 25, 1996 and remanded these issues along with the Plaintiff's defenses and off-set claims to the Bankruptcy Court for further proceedings and a recommendation. The District Court also remanded to the Bankruptcy Court certain of the significant counterclaims of the Plaintiff for further proceedings and either a recommendation or determination.

         On June 10, 1998 the Company, the Company's President and Venture began settlement discussions with the Trustee.

         On July 1, 1998 a Settlement and Release Agreement was entered into by the Company, the Company's President, Venture Funding, Jeffrey Mims - Chapter 7 Trustee and Michigan National Bank. In the agreement the Company, the Company's President and Venture agreed to collectively pay the Trustee the total sum of $240,000.

         The Settlement Agreement required that: (1) Within two days from the date the agreement was fully executed, $25,000 be deposited with the Company's attorneys for distribution to the Trustee. (2) Within five days from the date on which the Bankruptcy Court issued an order approving the Settlement and the Settlement became final and non appealable, the Company, the Company's President and Venture collectively pay to the Trustee the total sum of $215,000. MNB was to receive $51,000 from the $215,000 payment made to the Trustee. However, the $25,000 payment was not made within the two days stipulated thus, nullifying the Agreement.

         On August 25, 1998, an Amendment to the Settlement and Release Agreement was reached. In the amended Agreement the Company, the Company's President and Venture agreed to pay the Trustee the total amount of $350,000, plus post judgment interest. The judgment was entered by the Bankruptcy Court any earlier than January 1, 1999 and was never to be entered if the Trustee received payment by any of the following dates:

                DATE                                  SETTLEMENT AMOUNT
                ----                                  -----------------
         August 31, 1998                               $240,000
         September 30, 1998                             245,000
         October 31, 1998                               255,000
         November 30, 1998                              265,000
         December 31, 1998                              275,000
         January 1, 1999 or after                       350,000 plus interest

                  QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
             Notes to Consolidated Financial Statements (Unaudited)

(3) COMMITMENT AND CONTINGENCIES - CONTINUED
    ----------------------------------------

LITIGATION - CONTINUED
----------------------

MNB will receive $51,000 plus 40% of any amount above $240,000 received by the Trustee.

         On January 4, 1999, based on the Amendment to the Settlement and Release Agreement, a final judgement of $350,000 including interest at 4.513% per annum was awarded to the Trustee. Venture made payments totaling $90,000 to the Trustee on behalf of the Company from April 1999 through January 2000.

         The Company extinguished the liability that it had to Venture with the issuance of Common Stock valued at $0.125 per share. At Venture's request, the 720,000 shares of Common Stock was issued to the following parties designated by
Venture:

         Monis Schuster, Director/Secretary of the Company, received 180,000 shares of Common Stock and,
         JAS LLC received the remaining 540,000 shares of Common Stock. JAS LLC is a company owned by the children of Eugene Schuster, the former Chairman, Chief Executive Officer, President and Director of the Company.
         Eugene Schuster, Monis Schuster and Eugene Schuster's children are owners of Venture Funding, Ltd., a principal shareholder of the Company.

         During the second quarter of fiscal 2000, the Company made payments totaling $30,000 to the Trustee. As of April 30, 2000 the outstanding balance due to the Trustee is $230,000.

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

THE THREE AND SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1999
---------------------------------------------------------------------------

         Quest BioTechnology, Inc. ("Quest") is in the development stage of its operations and was formed in February 1986 to acquire, develop and commercialize biotechnological and human health care products and processes, and to acquire ownership interests in entities that own such products and processes. Quest's primary activities to date consist of the acquisition of all of the common stock of PolyCell, Inc. ("PolyCell"), the merging of Hunt Research Corporation and ICAS Corporation into Quest Blood Substitute, Inc. ("QBS"), a majority owned subsidiary of Quest, and the acquisition of a 35.4 percent common stock ownership interest in AM Diagnostics, Inc. ("AM") through Quest's wholly owned subsidiary Quest American, Inc. By October 31, 1991, the Company's common stock ownership interest in AM declined to 33.5 percent, and the Company wrote off its entire investment in AM amounting to $2,469,500. PolyCell, also a development stage company, was formed in July 1983 to develop and commercialize a proprietary technology which biologically produces bifunctional monoclonal antibodies primarily for cancer, cardiovascular and autoimmune therapy and diagnostic applications. QBS, a development stage company, was formed in September 1986 to develop and commercialize a series of hemoglobin-based health care products for use as oxygen carrying fluids. Quest, through its subsidiaries, PolyCell and QBS, entered into agreements with several health care companies sublicensing and licensing the technologies of PolyCell and QBS. However, the agreements pertaining to QBS' blood substitute patents have expired due to the expiration of the blood substitute patents. PolyCell's sublicense agreements pertaining to its Recombinant Monoclonal Antibody technology have terminated and the Company does not expect to execute any new sublicense agreements with regards to this technology. SEE FINANCIAL CONDITION.

         No operating revenues were earned for the six months ended April 30, 2000 and 1999. The decline in revenues is due to the termination of the Company's Sublicense Agreements pertaining to its Recombinant Monoclonal Antibody during fiscal 1997 and the expiration of the Company's blood substitute patent's during fiscal 1996. The Company expects no future revenue from its blood substitute technologies.

         Net loss of $62,515 was recognized for the six month period ended April 30, 2000 compared to net loss of $32,691 for the same period in fiscal 1999. The increase in net loss was due to an increase in general and administrative expenses. Increases in general and administrative expenses are primarily due to auditing expenses in the amount of $21,250 and travel expenses of $7,640.

         Travel expenses incurred are because the Company is currently seeking potential merger and or acquisition candidates.

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CONTINUED
         ---------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

APRIL 30, 2000 COMPARED TO APRIL 30, 1999
-----------------------------------------

         Cash requirements for the Company's operations during the three months period ended April 30, 2000 were met from the sale of 875,000 shares of Common Stock, with a par value of $.01. The proceeds from the sale of these shares totaled $368,750; total par value of $8,750 and a paid in excess of par equal to $360,000. Six Hundred Twenty Five Thousand (625,000) of these shares are from the exercise of two warrants issued to consultants in December 1999 (250,000 shares at $.125 per share) and February 2000 (375,000 shares at $.40 per share).

         On April 14, 2000 a NOTE RECEIVABLE in the amount of $163,473 was established with Wavemat Inc., a Delaware Corporation located in Plymouth, Michigan. The note bears an interest rate of 1% above the Prime Rate and is payable in two years. In consideration of this loan to Wavemat Inc., the Company will receive a seven year Warrant to purchase One Million (1,000,000) shares of Wavemat's common stock at an exercise price of $.01 per share. At the time of this agreement Wavemat's common stock did not have a reported price on NASD or OTCBB. Monis Schuster, the Secretary/Director of the Company is the CEO and Member of the Board of Wavemat Inc. He is also the President, and a Partner in Venture Funding, Ltd., a principal shareholder of the Company, and of Wavemat Inc.

         See Note 3 to the Consolidated Financial Statements for disclosures relating to litigation pertaining to the Company.

         During fiscal 1997, the Company's sublicense agreements pertaining to its Recombinant Monoclonal Antibody technology terminated. The Company expects no future revenues from this source.

         During fiscal 1996, the remaining patents pertaining to the Company's blood substitute technologies expired. The Company expects no future revenue from its blood substitute technologies.

         As indicated in Note 3 to the Consolidated Financial Statements, the Company's ability to continue as a going concern is contingent upon its ability to raise additional funds to support its activities. The Company is currently evaluating potential merger and or acquisition candidates with the help of consultants. To date, no merger and or acquisition agreement has occurred.

         As of April 30, 2000, the Company had a negative working capital position of $11,482 compared to a negative working capital position of $411,676 on October 31, 1999.

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                           PART II - OTHER INFORMATION

ITEM 5.    CHANGES IN SECURITIES AND USE OF PROCEEDS.
           -----------------------------------------

         During the three month period ended April 30, 2000 the Company sold 875,000 shares of Common Stock with a par value of $.01 per Share. Six Thousand Two Hundred Twenty Five (625,000) of the shares are from the exercise of two warrants issued to consultants in December 1999 (250,000 shares at $.125 per share) and February 2000 (375,000 shares at $.40 per share). The proceeds from these sales totaled $368,750. To date, these proceeds have provided the Company with working capital. The Company has established a NOTE RECEIVABLE currently amounting to $163,473 with Wavemat Inc., a Company located in Plymouth, Michigan. The note bears interest of 1% above Prime and is for a period of two years.

         Monis Schuster, the Secretary/Director of the Company is CEO, Member of the Board, and a minority shareholder of Wavemat Inc. He is also President and a Partner in Venture Funding, Ltd., a principal shareholder of the Company, and of Wavemat Inc.

         On February 2, 2000 the Company's Board of Directors voted to issue Venture Funding, Ltd., a Warrant for 2,000,000 shares of Common Stock par value $.01 at an exercise price of $.3125, the market price of the Company's common stock on this date. The warrant is exercisable six months from the date of grant and expires seven years from the date of grant. The warrant is granted in consideration of Venture's considerable investment in the Company since the Company's inception. Venture Funding, Ltd., is a principal shareholder of the Company and Monis Schuster, the Company's Secretary and Director, is the President of Venture. He is also a Partner in Venture Funding, Ltd.

         On February 11, 2000, the Company's Board of Directors voted to issue warrants immediately exercisable to the following consultants as follows:

         A warrant for 375,000 shares of Common Stock, valued at $0.40 per share to be issued to a consultant working to secure merger/acquisition candidates and financing for the Company in Europe. (This warrant was exercised March 2000.)

         Warrants for 500,000 and 350,000 shares of Common Stock valued at $0.50 per share to be issued to consultants working to secure merger/acquisition candidates and financing for the Company.

         A warrant for 1,000,000 shares of Common Stock valued at $1.00 per share to be issued to a consultant working to secure merger/acquisition candidates and financing for the Company in Europe.

         These warrants expire seven years from the date of grant.

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                           PART II - OTHER INFORMATION

ITEM 5.    CHANGES IN SECURITIES AND USE OF PROCEEDS - CONTINUED
           -----------------------------------------------------

         The Board also voted to waive the six-month exercise period for a warrant previously issued on December 30, 1999. The warrant was for 250,000 shares of Common Stock valued at $0.125 per share, and was issued to a consultant working with the Company to secure merger/acquisition candidates. (This Warrant was exercised April 2000.)

         The proceeds from these warrants will be used by the Company to support its efforts to acquire a merger and or acquisition candidate, and working capital.

         On February 18, 2000 the Company's Board of Directors voted to issue a warrant to a consultant for 500,000 shares of Common Stock, par value $.01 at an exercise price of $.5156. The warrant is exercisable six months from the date of grant and expires seven years from the grant date. The warrant is in consideration of legal services being provided to the Company.

         On April 16, 2000 the Company's Board of Directors voted to give Jack Faxon, a Board member since the Company's inception, a bonus of $7,000. The bonus was granted in consideration of Jack Faxon's long and trusted service to the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended April 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 QUEST BIOTECHNOLOGY, INC.
                                 -------------------------
                                        REGISTRANT



                             /s/ Todd M. Schuster
                             ---------------------------------------------
                             Todd M. Schuster, Acting Chairman of the
                             Board, Acting President and Acting Chief Executive Officer and Director (Acting Principal
                             Executive Officer)



DATE:   JUNE 16, 2000        /S/ Lorna M. O. Anderson
                             ---------------------------------------------
                             Lorna M. O. Anderson,
                             Chief Financial Officer
                             (Principal Financial Officer)