Form 10QSB
period 2000-07-31
QUEST BIOTECHNOLOGY INC
filed 2000-09-15
CIK 793395

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

| X |    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   July 31, 2000
                                          -------------

|   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------


                         Commission file number 0-15489
                                                -------

                            Quest BioTechnology, Inc.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Michigan                                    38-2656058
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      321 Fisher Building,  3011 W. Grand Blvd., Detroit, Michigan   48202
      --------------------------------------------------------------------
                    (Address of principal executive offices)

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

     As of July 31, 2000, the registrant had 4,007,079 shares of its Common Stock, $.01 par value outstanding.

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
================================================================================

                         Part 1 - Financial Information

Item 1 - Financial Statements

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
            Consolidated Statement of Financial Position (unaudited)

                                                              July 31,
                                                                2000
                                                              --------
          ASSETS

          Current Assets:

          Cash                                                $ 54,547
          Interest Receivable                                    5,743
          Pepaid Expenses                                          358

          Note Receivable                                      187,500
                                                              --------
          Total Current Assets                                 248,148
                                                              --------

          Equipment, net of accumulated
          depreciation of $56,320                                  844
                                                              --------
          Other Assets:

          License agreements net of
          accumulated amortization of $29,705                      295
                                                              --------
          Total Other Assets                                       295
                                                              --------

          TOTAL  ASSETS                                       $249,287
                                                              ========

         The accompanying notes are an integral part of these statements

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)
       Consolidated Statement of Financial Position (unaudited) continued

                                                                                  July 31,
                                                                                    2000
                                                                                -----------
          LIABILITIES AND SHAREHOLDERS' DEFICIT

          Current Liabilities:

          Settlement Agreement Payable                                          $   200,000

          Accrued liabilities:
               Legal and professional                               20,679
               Other                                                 2,853
               Interest - Other                                     30,223
               Affiliate                                            26,742           80,497
                                                               -----------      -----------

          Total Current Liabilities                                                 280,497
                                                                                -----------
          Minority interest in subsidiary                                           186,903
                                                                                -----------
          Total Liabilities                                                         467,400
                                                                                -----------
          Shareholders' Deficit:
          Preferred Stock, no par value, 10,000,000
          shares authorized and unissued                                                 --

          Common Stock, $.01 par value, 20,000,000
          shares authorized, 4,007,079 shares
          issued and outstanding                                                     40,071

          Additional Paid-In Capital, Common Stock                                8,906,088

          Deficit accumulated during the development stage                       (9,164,272)
                                                                                -----------
          Total Shareholders' Deficit                                              (218,113)
                                                                                -----------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' DEFICIT                                                 $   249,287
                                                                                ===========

         The accompanying notes are an integral part of these statements

                    QUEST BIOTECHNOLOGY, INC AND SUBSIDIARIES
                      (A Company in the Development Stage)
                Consolidated Statements of Operations (unaudited)

                                                                                                                      Cumulative
                                                             For the Three Months          For the Nine Months           from
                                                                Ended July 31,               Ended July 31,            Inception
                                                                                                                     July 11, 1983
                                                                                                                        through
                                                              2000           1999          2000           1999       July 31, 2000
                                                          -----------    -----------    -----------    -----------    -----------
OPERATING REVENUES:
       Revenue from sublicense and sublicense fees        $      --      $     5,000    $      --      $     5,000    $ 3,141,750
       Research and development fee affiliate                    --             --             --             --      $   295,000
                                                          -----------    -----------    -----------    -----------    -----------
       Total Operating Revenue                                   --            5,000           --            5,000      3,436,750
                                                          -----------    -----------    -----------    -----------    -----------
OPERATING EXPENSES:
       Research and development                                  --             --             --             --          695,597
       General & administrative                                28,590         14,623         91,104         47,313      8,377,245
                                                          -----------    -----------    -----------    -----------    -----------
       Total Operating Expenses                                28,590         14,623         91,104         47,313      9,072,842
                                                          -----------    -----------    -----------    -----------    -----------
       OPERATING  LOSS                                        (28,590)        (9,623)       (91,104)       (42,313)    (5,636,092)
                                                          -----------    -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
       Interest income                                          5,743           --            5,743           --          646,437
       Interest expense                                          --             --             --             --         (960,044)
       Provision for possible loss (Note 8)                      --             --             --             --         (550,000)
       Write-off of goodwill (Note 2)                            --             --             --             --         (425,895)
       Write-off of patents (Note 2)                             --             --             --             --          (59,097)
       Reimbursable interest expense                             --             --             --             --          179,349
       Net loss on disposal of equipment                         --             --             --             --           (1,044)
       Write-off of abandoned offering costs                     --             --             --             --         (283,810)
       Equity in loss of unconsolidated affiliate                --             --             --             --       (2,469,500)
                                                          -----------    -----------    -----------    -----------    -----------
       Other Income/Expense - Net                               5,743           --            5,743           --       (3,923,604)
                                                          -----------    -----------    -----------    -----------    -----------
       Loss before Income Taxes                               (22,847)        (9,623)       (85,361)       (42,313)    (9,559,696)

       Provision for Income Taxes                                --             --             --             --           20,000

                                                          -----------    -----------    -----------    -----------    -----------
       Loss before Extraodinary items                         (22,847)        (9,623)       (85,361)       (42,313)    (9,579,696)

       Extraordinary items                                       --             --             --             --          415,425
                                                          -----------    -----------    -----------    -----------    -----------
        Net Loss                                          $   (22,847)   $    (9,623)   $   (85,361)   $   (42,313)   $(9,164,271)
                                                          ===========    ===========    ===========    ===========    ===========
 Loss before Extraodinary items per share of Comm. Stk    $     (0.01)   $      --      $     (0.02)   $     (0.02)   $     (4.85)

 Effect of Extraodinary items per share of Comm. Stk      $      --      $      --      $      --      $      --      $      0.21
                                                          -----------    -----------    -----------    -----------    -----------
 Net Loss per share of Common Stock                       $     (0.01)   $      --      $     (0.02)   $     (0.02)   $     (4.64)
                                                          ===========    ===========    ===========    ===========    ===========
Weighted Average number of Common Shares
Outstanding                                                 4,007,079      2,412,079      4,007,079      2,412,079      1,975,668
                                                          ===========    ===========    ===========    ===========    ===========

           The accompanying notes are an integral part of these statements

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                       A Company in the Development Stage
                Consolidated Statements of Cash Flow (unaudited)

                                                                                   From
                                                                                 Inception
                                                      For the Nine Months       July 11, 1983
                                                         Ended July 31,           Through
                                                      2000           1999       July 31, 2000
                                                   -----------    -----------    -----------
CASH, BEGINNING OF PERIOD                          $     2,644    $     1,444
                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                          (85,361)       (42,313)    (9,164,271)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization                       1,710          1,710        542,457
     Equity in loss of unconsolidated affiliate           --             --        2,469,500
     Write-off of note receivable                         --             --            5,000
     Write-off of deferred offering costs                 --             --          283,810
     Write-off of organization costs                      --             --            7,251
     Write-off of deferred patent costs                   --             --           (2,058)
     Write-off of other deferred costs                    --             --              131
     Loss on disposal of equipment                        --             --            1,044
     Provision for possible loss                          --             --          550,000
     Write-off of goodwill                                --             --          425,895
     Write-off of patents                                 --             --           59,097
     Extraordinary items                                  --             --         (415,425)
     Contribution of capital Management Services          --             --          100,000
Change in current assets and liabilities net of
business interest acquired:                               --             --
     Account receivable                                 (3,912)           455       (789,593)
     Note receivable                                  (187,500)          --          (43,015)
     Prepaid expenses                                     (358)          --             (365)
     Current portion of long-term debt                    --             --           15,413
     Accrued liabilities                              (135,656)        40,689      1,575,607
Increase in minority interest in subsidiary              4,230          4,230        186,903
Issuance of common stock in non cash transaction        90,000           --        1,735,593
Other items, net                                          --             --          (88,046)
                                                   -----------    -----------    -----------
Net cash used in operating acitivities                (316,847)         4,771     (2,546,072)
                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                --             --          (82,860)
     Proceeds from sale of equipment                      --             --            1,000
     Note receivable                                      --             --       (1,000,000)
     Increase in patents                                  --             --          (21,046)
     Increase in deferred acquisition costs               --             --         (237,544)
     Increase in deferred offering costs                  --             --         (297,144)
     Increase in deferred patent costs                    --             --          (87,113)
     Increase in other assets                             --             --          (31,700)
                                                   -----------    -----------    -----------
Net cash used in investing activities:                    --             --       (1,756,407)
                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments for redemption of debt                      --             --         (440,559)
     Proceeds from issuance of debt                       --             --        1,151,246
     Issuance of common stock                          368,750           --        3,645,339
                                                   -----------    -----------    -----------
Net cash provided by financing activities              368,750           --        4,356,026
                                                   -----------    -----------    -----------
INCREASE /DECREASE IN CASH                              51,903          4,771         53,547
                                                   -----------    -----------    -----------
CASH, END OF PERIOD                                $    54,547    $     6,215    $    54,547
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

(2)      INTEREST PAYMENTS ON DEBT OBLIGATIONS
         -------------------------------------

         Interest payments in relation to the Company's debt obligations amounted to $556,939 cumulative since inception. No interest payments were made during the nine months ended July 31, 2000 or 1999.

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

         The Company extinguished this debt that it had to Venture with the issuance of Common Stock valued at $0.125 per share. At Venture's request, the 720,000 shares of Common Stock was issued to the following parties designated by
Venture:
         Monis Schuster, Director/Secretary of the Company, received 180,000 shares of Common Stock and, JAS LLC received the remaining 540,000 shares of Common Stock. JAS LLC is a company owned by the children of Eugene Schuster, the former Chairman, Chief Executive Officer, President and Director of the Company.
         Eugene Schuster, Monis Schuster and Eugene Schuster's children are owners of Venture Funding, Ltd., a principal shareholder of the Company.

         During the third quarter of fiscal 2000, the Company made payments totaling $30,000 to the Trustee. As of July 31, 2000 the outstanding balance due to the Trustee is $200,000.

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------

RESULTS OF OPERATIONS
---------------------

THE THREE AND NINE MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1999
--------------------------

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

         No operating revenues were earned for the nine months ended July 31, 2000. This is in comparison to $5,000 in revenues earned for the same period in fiscal 1999. The decline in revenues is due to the termination of the Company's Sublicense Agreements pertaining to its Recombinant Monoclonal Antibody during fiscal 1997 and the expiration of the Company's blood substitute patent's during fiscal 1996. The Company expects no future revenue from its blood substitute technologies. Interest income of $5,743 was earned for the period.

         Net loss of $85,361 was recognized for the nine month period ended July 31, 2000 compared to a net loss of $42,313 for the same period in fiscal 1999. The increase in net loss is due to the Company's loss of revenues previously stated and an increase in general and administrative expenses. Increases in general and administrative expense is primarily due to auditing, travel and professional expenses amounting to $21,250, $16,400 and $4,995 respectively. Travel expenses are being incurred by the Company because it is seeking potential merger and or acquisition candidates.

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CONTINUED
------

FINANCIAL CONDITION
-------------------

JULY 31, 2000 COMPARED TO JULY 31, 1999
---------------------------------------

         Cash requirements for the Company's operations during the nine months period ended July 31, 2000 were met from the sale of Eight Hundred Seventy Five Thousand (875,000) shares of Common Stock, with a par value of $.01. The proceeds from the sale of these shares totaled $368,750; total par value of $8,750 and a paid in excess of par equal to $360,000. Six Hundred Twenty Five Thousand (625,000) of these shares are from the exercise of warrants issued to consultants in December 1999 (250,000 shares at $.125 per share) and February 2000 (375,000 shares at $.40 per share). On April 14, 2000 the Company loaned and established a note receivable in the amount of $187,500 with Wavemat Inc., a Delaware Corporation located in Plymouth, Michigan. The note bears an interest rate of 1% above the Prime Rate and is payable in two years. In consideration of this loan to Wavemat Inc., the Company will receive a seven year Warrant to purchase One Million (1,000,000) shares of Wavemat's common stock at an exercise price of $.01 per share. At the time of this agreement Wavemat's common stock did not have a reported price on NASD or OTCBB. Monis Schuster, the Secretary/Director of the Company is the CEO and Member of the Board of Wavemat Inc. He is also President, and a shareholder in Venture Funding, Ltd., a principal shareholder of the Company, and of Wavemat Inc.

         No revenues were earned for the three-month period ended July 31, 2000. This is in comparison to the $5,000 in revenues earned for the same period in fiscal 1999. The revenues earned in fiscal 1999 represent the last of the Company's sublicense and licensing fees. The Company expects no future revenues from these activInterest income of $5,743 was earned for the period.

         General and administrative expenses for the three-month period ending July 31, 2000 was $28,590 compared to $14,623 for the same period in fiscal 1999. The 48% increase in general and administrative expenses is primarily due to travel expenses of $8,762 that the Company incurred as part of its efforts to secure a merger and or acquisition candidate. To date, no merger or acquisition has been made.

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

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CONTINUED
------

FINANCIAL CONDITION- CONTINUED
------------------------------

JULY 31, 2000 COMPARED TO JULY 31, 1999 - CONTINUED
---------------------------------------------------

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

         As of July 31, 2000, the Company had a negative working capital position of $32,349 compared to a negative working capital position of $411,676 on October 31, 1999.

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                           PART II - OTHER INFORMATION

ITEM 5.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
------

         During the nine month period ended July 31, 2000 the Company sold Eight Hundred Seventy Five Thousand (875,000) shares of Common Stock with a par value of $.01 per Share. Six Thousand Two Hundred Twenty Five (625,000) of the shares are from the exercise of warrants issued to consultants in December 1999 (250,000 shares at $.125 per share) and February 2000 (375,000 shares at $.40 per share). The proceeds from these sales totaled $368,750. To date, these proceeds have provided the Company with working capital. The Company has loaned and established a note receivable amounting to $187,500 with Wavemat Inc., a Company located in Plymouth, Michigan. The note bears interest at the rate of 1% above Prime and is for a period of two years. As consideration for this loan to Wavemat Inc., the Company will receive a seven year Warrant to purchase One Million (1,000,000) Shares of Wavemat's Common Stock at an exercise price of $.01 per share. At the time of this agreement Wavemat's Common Stock did not have a reported price on NASD or the OTCBB. Monis Schuster, the Secretary/Director of the Company is CEO and Member of the Board of Wavemat Inc. He is also the President and a partner in Venture Funding, Ltd., a principal shareholder of the Company, and of Wavemat Inc.
         Monis Schuster, the Secretary/Director of the Company is CEO, Member of the Board, and a minority shareholder of Wavemat Inc. He is also President and a partner in Venture Funding, Ltd., a principal shareholder of the Company, and of Wavemat Inc.

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

                   QUEST BIOTECHNOLOGY, INC. AND SUBSIDIARIES
                      (A Company in the Development Stage)

                           PART II - OTHER INFORMATION

ITEM 5.  CHANGES IN SECURITIES AND USE OF PROCEEDS - CONTINUED
------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------
                  (a)      Exhibits:

                           None.

                  (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed during the quarter ended July 31, 2000.

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

                                        QUEST BIOTECHNOLOGY, INC.
                                        -------------------------
                                               Registrant

Date:   September 13, 2000              /s/ Todd M. Schuster
                                        --------------------
                                        Todd M. Schuster, Acting Chairman of the
                                        Board, Acting President and Acting Chief
                                        Executive Officer and Director (Acting
                                        Principal Executive Officer)

Date:   September 13, 2000              /s/ Lorna M. O. Anderson
                                        ------------------------
                                        Lorna M. O. Anderson,
                                        Chief Financial Officer
                                        (Principal Financial Officer)